Form 10-Q
period 2008-11-30
Peerless Capital Corp
filed 2009-01-14
CIK 1446796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-153920

———————

PEERLESS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	26-3265417
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

47 3rd Street Cambridge, Massachusetts, 02141

(Address of Principal Executive Office) (Zip Code)

(617) 374-9200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,700,000 common shares outstanding as of January 7, 2009.

PEERLESS CAPITAL CORPORATION

TABLE OF CONTENTS

Page

Part I — Financial Information

1

Item 1.      Financial statements.

1

Balance Sheets as of November 30, 2008 (Unaudited) and August 31, 2008.

1

Unaudited Statements Of Operations for the Three Months Ended November 30, 2008 and
November 30, 2007.

2

Unaudited Statements Of Cash Flows for the Three Months Ended November 30, 2008 and
November 30, 2007.

3

Notes To Financial Statements.

4

Item 2.      Management’s Discussion And Analysis Or Results Of Operations.

9

Item 3.      Quantitative And Qualitative Disclosures About Market Risk.

10

Item 4.      Controls And Procedures.

10

Part II — Other Information

11

Item 1.      Legal Proceedings.

11

Item 1A.     Risk Factors.

11

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds.

11

Item 3.      Defaults Upon Senior Securities.

11

Item 4T.    Submission of Matters To A Vote Of Security Holders.

11

Item 5.      Other Information.

11

Item 6.      Exhibits.

11

i

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

PEERLESS CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	November 30, 2008	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$103	$3,052
Prepaid Expenses	1,995	620
Total Current Assets	2,098	3,672
TOTAL ASSETS	$2,098	$3,672

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$2,178	$––
Related Party Payable (Note 5 and 7)	1,047	218
Total Current Liabilities	3,225	218

TOTAL LIABILITIES	3,225	218

Commitments & Contingencies (Note 10)

Shareholders’ (Deficit) Equity (Note 8)
Preferred Stock, Series A, $.0001 par value; 10,000,000 shares authorized, 2,950,000 shares issued and outstanding at November 30, 2008 and August 31, 2008, respectively	295	295
Common Stock, $.0001 par value; 500,000,000 shares authorized, 2,700,000 and 2,550,000 shares issued and outstanding at November 30, 2008 and August 31, 2008, respectively	270	255
Stock Subscription Receivable	––	(27,118)
Shares to be Returned	(10)
Additional Paid-in Capital	32,240	31,620
Accumulated Deficit	(33,922)	(1,598)
Total Shareholders' (Deficit) Equity	(1,127)	3,454
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$2,098	$3,672

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30		Cumulative Period From August 21, 2008 (Inception of the Development Stage) Through November 30,
	2008	2007	2008
Revenues	$––	$––	$––

Costs of Sales	––	––	––

Gross Profit	––	––	––

Operating Expenses
Professional Fees	29,238	––	30,618
Stock Based Compensation	1,875	––	1,875
Other Selling, General and Administrative Expenses	1,211	––	1,429
Total Operating Expenses	32,324	––	33,922

Loss From Operations	(32,324)	––	(33,922)

Net Loss Before Income Taxes	(32,324)	––	(33,922)

Provision for Income Taxes	––	––	––
Net Loss	$(32,324)	$––	$(33,922)

Basic and Diluted Net (Loss) Income Per Common Share	$(0.01)	$––
Number of Common Shares Used to Compute Basic and Diluted Weighted Average	2,696,703	––

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended November 30,		Cumulative Period From August 21, 2008 (Inception of the Development Stage) Through November 30,
	2008	2007	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(32,324)	$––	$(33,922)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Issued for Services	1,875	––	1,875
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(1,375)	––	(1,995)
(Decrease) Increase in Accounts Payable and Accrued Expenses	2,178	––	2,178
NET CASH USED IN OPERATING ACTIVITIES	(29,646)	––	(31,864)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	27,118	––	32,170
Proceeds From Related Party	9,941	––	10,159
Repayments to Related Party	(9,112)	––	(9,112)
Refund of Cash to Investor	(1,250)	––	(1,250)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,697	––	31,967

NET DECREASE IN CASH & CASH EQUIVALENTS	(2,949)	––	103
BEGINNING CASH & CASH EQUIVALENTS	3,052	––	––
ENDING CASH & CASH EQUIVALENTS	$103	$––	$103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$––	$––
Cash Paid for Income Taxes	$––	$––

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Peerless Capital Corporation (the "Company") was incorporated under the laws of the State of Delaware on August 21, 2008.  The Company's current certificate of incorporation provides for authorized capital stock of 500,000,000 common shares, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value.  The Company's fiscal year end is August 31.

The Company's business plan is to further develop management’s existing contacts in the financial and entrepreneurial industries in Asia and the United States of America and generate revenues from advising entrepreneurs in Asia with regard to doing business in the United States of America.  Management expects to advise their customers in the areas of general business operations, mergers and acquisitions, and international business.  However, management has no proven track record in these fields and there is no assurance that management possesses the skills necessary to further develop this business and the financial and entrepreneurial contacts in Asia and the United States of America.

Control By Principal Stockholders

The directors and executive officers own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2 – BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The interim results of operations are not necessarily indicative of the results to be expected for the fiscal year ending August 31, 2009. The Company’s financial statements contained herein are unaudited and, in the opinion of management, contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the period presented. The Company’s accounting policies and certain other disclosures are set forth in the notes to the consolidated financial statements contained in the Company’s Form S-1, as amended, for the year ended August 31, 2008, filed with the Securities and Exchange Commission on October 31, 2008. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Peerless Capital Corporation is a development stage company as described by Statements of the Financial Accounting Standards Board No. 7 (“SFAS 7.”) SFAS states that a business is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and either of the following conditions exists:

1.

Planned principal operations have not commenced.

2.

Planned operations have commenced, but there has been no significant revenue therefrom.

The Company’s management believes the Company is a development stage entity as it is in the process of attempting to develop a new business, and is also exploring various forms of financing and capital structures in order to facilitate initial operations in Asia and any possible acquisitions, mergers or other business combinations if and when such opportunities present themselves. The Company has considered SFAS 7, paragraph 11, footnote 7, and has determined that the Company qualifies as a development stage company, and as such, has determined August 21, 2008, the inception date, to be the inception date of the development stage.

The Company anticipates that after extensive operations in Asia, the Company’s management will have developed business opportunities and entered into profitable business transactions by August 31, 2009. As of November 30, 2008, the company had a total deficit of $33,922 from operations in pursuit of this objective.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(33,922) as of November 30, 2008 and negative cash flows from operations during the period from September 1, 2008 through November 30, 2008 of $(29,646). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company's Chief Executive Officer during the period from September 1, 2008 through November 30, 2008:

2008
Beginning Balance Payable	$218
Advances From Chief Executive Officer	9,941
Repayments to Chief Executive Officer	(9,112)
Ending Balance Payable	$1,047

All advances from the Chief Executive Officer are non-interest bearing and are expected to be repaid within a short timeframe.

NOTE 6 – INCOME TAXES

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

The Company's net deferred tax asset as of November 30, 2008 and August 31, 2008 consisted of the following:

	November 30, 2008	August 31, 2008
Net operating loss carry forward	$13,900	$650
Valuation allowance	(13,900)	(650)
Net deferred tax asset	$––	$––

The net operating losses generated in the periods ended November 30, 2008 and August 31, 2008 will expire in 2028.

The components of current income tax expense for the three months ended November 30, 2008 and November 30, 2007, consisted of the following:

	November 30, 2008	November 30, 2007
Current federal tax expense	$––	$––
Current state tax expense	––	––
Change in NOL benefits	13,250	––
Change in valuation allowance	(13,250)	––
Income tax expense	$––	$––

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	November 30, 2008	November 30, 2007
Tax expense (credit) at statutory rate-federal	(35%)	(35%)
State tax expense net of federal tax	(6%)	(6%)
Changes in valuation allowance	41%	41%
Tax expense at actual rate	0%	0%

NOTE 7 – RELATED PARTY TRANSACTIONS

An entity controlled by the Company’s Chief Executive Officer billed and was paid $7,500 in consulting fees to prepare the registration statement filed on Form S-1 with the United States Securities and Exchange Commission on October 9, 2008 and amended on October 31, 2008.  Additionally, an entity controlled by the Company's Chief Executive Officer billed $3,000 in consulting fees to organize the Company, further develop the Company's business plan, assist in preparing an application with the Federal Industry Regulatory Authority ('FINRA") under Rule 15c211 in order to obtain a stock symbol, and to work with the Company's market maker in order to obtain a quote for the Company's common stock.

The Company’s Chief Executive Officer advanced $9,941 to the Company during the three months ended November 30, 2008 for working capital needs. Repayments of $9,112 were made as cash balances permitted during the three months ended November 30, 2008.

In September 2008, the Company paid a director $2,000 for legal services associated with the August 31, 2008 private placement. As of November 30, 2008, the director had billed a total of $4,000 since August 2008, and the Company had paid the director $4,000.

NOTE 8 – SHAREHOLDERS' EQUITY

Peerless Capital Corporation (the "Company") was incorporated under the laws of the State of Delaware on August 21, 2008. The Company's current certificate of incorporation provides for authorized capital stock of 500,000,000 common shares, $0.0001 par value, and 10,000,000 preferred shares, $0.0001 par value. There are no outstanding stock options, stock awards or warrants to purchase common stock as of August 31, 2008. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of November 30, 2008.

On August 21, 2008, pursuant to a board resolution, the Company issued 2,950,000 shares of its Series A Preferred Stock, at $0.0001 per share, for a total of $295.

On August 31, 2008, pursuant to thirty two stock subscription agreements, the Company issued 2,550,000 shares of its common stock, at $0.0125 per share, for a total of $31,875.

On September 2, 2008, the Company awarded 50,000 shares of common stock to each of its members of the board of directors, or 150,000 shares of common stock in the aggregate, for board compensation totaling $1,875. The shares were free of any vesting or other restrictions relating to performance, timing or other employment considerations.

As of October 9, 2008, the $27,118 reported as a stock subscription receivable in the accompanying balance sheet had been received by the Company.

Also on October 9, 2008, the Company received a request from two investors, who are husband and wife, to return their investments in the Company which totaled $1,250.  The investors learned that they were unable to participate in the private placement as a result of their affiliation with the President of the Company and the investors affiliation with a registered broker dealer.  The funds were returned to the investors.  However, the shares issued to the investors remained outstanding and are scheduled to be canceled.

NOTE 9 – LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

There were no common stock equivalents which would have had a dilutive effect on the Company's common stock as of November 30, 2008 and November 30, 2007, respectively.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

The Company currently utilizes office space free of charge.  The office space is under lease to an entity controlled by the Company’s Chief Executive Officer.

NOTE 11 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of SFAS No. 159 did not have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.   The adoption of SFAS No. 159 is not expected to have a significant effect on the Company’s financial statements.

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a significant effect on the Company’s financial statements.

In November 2007, FASB issued EITF 07-1, “Accounting for Collaborative Arrangements" (“EITF 07-1”).”   EITF 07-1 requires additional disclosures related to collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of EITF 07-1 will have on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) released SFAS No. 141(R), “Business Combinations,” to establish accounting and reporting standards to improve the relevance, comparability and transparency of financial information that an acquirer would provide in its  financial statements from a business combination.  SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 141(R) will have on the Company’s financial position and results of operations.

In December 2007, the FASB also released SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its  financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our financial position and results of operations.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact the adoption of SFAS No. 161 will have on the Company’s financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe SFAS 162 will have a significant impact on the Company’s financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the three months ended November 30, 2008 and November 30, 2007. The following discussion should be read in conjunction with our financial statements and notes included herewith.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our ability to continue to create innovative technology products, our ability to continue to generate new business based on our sales and marketing efforts, referrals and existing relationships, our financing strategy and ability to access the capital markets and other risks discussed in our Risk Factor section included in our Form S-1, as amended, for the year ended August 31, 2008, as filed with the Securities and Exchange Commission on October 31, 2008. Although we believe the expectations expressed in the forward-looking statements included in this Form 10-Q are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause our actual results to differ materially from those expressed in any forward-looking statements. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

THREE MONTHS ENDED NOVEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2007

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the three months ended November 30, 2008 were $0 as compared to $0 for the three months ended November 30, 2007. The Company was organized on August 21, 2008 and has yet to generate revenues.

OPERATING EXPENSES

Operating expenses for the three months ended November 30, 2008 amounted to $32,324 as compared to $0 for the three months ended November 30, 2007. The Company was organized on August 21, 2008 and thus had no operations in 2007.  Operations in 2008 consisted of $25,310 in professional fees paid to develop the Company's business plan, file a registration on Form S-1 with the United States Securities and Exchange Commission and to prepare an application with FINRA in order to obtain a stock symbol and eventually a stock quote.  Additionally, a total $3,928 in professional fees were billed to the Company by its independent auditor.

NET LOSS

Net loss for the three months ended November 30, 2008 was $32,324 as compared to $0 for the three months ended November 30, 2007 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.01) and $0.00 for the three months ended November 30, 2008 and November 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, our current assets were $2,098 and current liabilities were $3,225. Cash and cash equivalents totaled $103 as of November 30, 2008. Our Shareholders' deficit at November 30, 2008 was $1,127. We had a net usage of cash for operating activities for the three months ended November 30, 2008 and 2007 of $29,646 and $0, respectively. We had net cash provided by financing activities of $26,697 and $0 for the three months ended November 30, 2008 and 2007, respectively.

We are operating from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by the Company's Chief Executive Officer. Without the continued availability of external funding, we would have to materially curtail our operations and our current plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt, though there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

The Company’s Chief Executive Officer advanced $9,941 to the Company during the three months ended November 30, 2008 for working capital needs. Repayments of $9,112 were made as cash balances permitted during the three months ended November 30, 2008.

MATERIAL TRENDS AND UNCERTAINTIES

We are a shell company. Should our cash flow shortfalls continue, and should we be unsuccessful in raising capital, it will have an adverse impact on our business, which in turn will have an adverse impact on our financial condition and results of operations. While we are actively assessing our cash flow needs and pursuing multiple avenues of financing and cash flow generation, there can be no assurance that our activities will be successful. If our fundraising efforts are not successful, it is likely that we will not be able to meet our obligations as they come due.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (who is also the principal accounting officer) concluded that as of November 30, 2008, there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s  internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We may be involved in litigation, negotiation and settlement matters that may occur in our day-to-day operations. Management does not believe the implication of this type of litigation will have a material impact on our financial statements.

ITEM 1A.

RISK FACTORS

Not required.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

NONE.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.

OTHER INFORMATION.

NONE.

ITEM 6.

EXHIBITS.

Exhibits.
No.	Description
31.1	Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2009

PEERLESS CAPITAL CORPORATION (Registrant)

By:	/s/ JAMES T. CRANE
James T. Crane
Chief Executive Officer and Principal Accounting Officer

12