Form 10-Q
period 2009-02-28
Peerless Capital Corp
filed 2009-09-02
CIK 1446796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-153920

———————

PEERLESS CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	26-3265417
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification Number)

139 Charles Street, Suite 344, Boston, Massachusetts 02114

(Address of principal executive offices) (Zip Code)

(617) 374-9200

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed)

47 3rd Street Cambridge, Massachusetts 02114

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
2,700,000 common shares outstanding as of August 31, 2009.

PEERLESS CAPITAL CORPORATION

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS.

1

BALANCE SHEETS

1

STATEMENTS OF OPERATIONS (Unaudited)

2

PEERLESS CAPITAL CORPORATION (A DEVELOPMENT STAGE COMPANY)

3

STATEMENTS OF CASH FLOWS (Unaudited)

3

NOTES TO FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 4T. CONTROLS AND PROCEDURES

15

PART II — OTHER INFORMATION

16

ITEM 1. LEGAL PROCEEDINGS.

16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

ITEM 5. OTHER INFORMATION.

16

ITEM 6. EXHIBITS.

16

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302
Certification of Officers Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	February 28, 2009	August 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$48	$3,052
Prepaid Expenses	3,524	620
Total Current Assets	3,572	3,672
TOTAL ASSETS	$3,572	$3,672

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$3,851	$—
Related Party Payable (Note 5 and 7)	8,471	218
Total Current Liabilities	12,322	218

TOTAL LIABILITIES	12,322	218

Commitments & Contingencies (Note 10)

Shareholders’ (Deficit) Equity (Note 8)
Preferred Stock, Series A, $.0001 par value; 10,000,000 shares authorized, 2,950,000 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	295	295
Common Stock, $.0001 par value; 500,000,000 shares authorized, 2,700,000 and 2,550,000 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively	270	255
Stock Subscription Receivable	—	(27,118)
Shares to be Returned	(10)	—
Additional Paid-in Capital	32,240	31,620
Accumulated Deficit	(41,545)	(1,598)
Total Shareholders’ (Deficit) Equity	(8,750)	3,454
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,572	$3,672

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,				Cumulative Period From August 21, 2008(Inception of the Development Stage) Through February 28, 2009
	2009	2008	2009		2008

Net Sales	$—	$—	$		$	$	$—
Cost of Sales	—	—
Gross Profit (Loss)	—	—		—

Operating Expenses
Professional Fees	5,264	—		34,343		—	35,882
Stock Based Compensation	—	—		1,875		—	1,875
Selling, General and Administrative Expenses	2,359	—		3,729		—	3,788

Total Operating Expenses	7,623	—		39,947		—	41,545

Loss From Operations	(7,623)	—		(39,947)		—

Provision for Income Taxes	—	—		—		—	—

Net Loss	$(7,623)	$—		$(39,947)		$—	$(41,545)

Loss Per Common Share
Basic	$(0.00)	$0.00		$(0.01)		$0.00
Diluted	$(0.00)	$0.00		$(0.01)		$0.00

Weighted-Average Shares Used to Compute:
Basic	2,700,000	—		2,699,171		—
Diluted	2,700,000	—		2,699,171		—

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,		Cumulative Period From August 21, 2008 (Inception of the Development Stage) Through February 28, 2009
	2009	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(39,947)	$—	$(41,545)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Issued for Services	1,875	—	1,875
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,904)	—	(3,524)
(Decrease) Increase in Accounts Payable and Accrued Expenses	3,851	—	3,851
NET CASH USED IN OPERATING ACTIVITIES	(37,125)	—	(39,343)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	27,118	—	32,170
Proceeds From Related Party	20,635	—	20,853
Repayments to Related Party	(12,382)	—	(12,382)
Refund of Cash to Investor	(1,250)	—	(1,250)
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,121	—	39,391

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(3,004)	—	48
BEGINNING CASH & CASH EQUIVALENTS	3,052	—	—
ENDING CASH & CASH EQUIVALENTS	$48	$—	$48

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Peerless Capital Corporation (the “Company”) was incorporated under the laws of the State of Delaware on August 21, 2008. The Company’s current certificate of incorporation provides for authorized capital stock of 500,000,000 common shares, $0.0001 par value and 10,000,000 shares of preferred stock, $0.0001 par value. The Company’s fiscal year end is August 31.

The Company’s business plan is to further develop management’s existing contacts in the financial and entrepreneurial industries in Asia and the United States of America and generate revenues from advising entrepreneurs in Asia with regard to doing business in the United States of America. Management expects to advise their customers in the areas of general business operations, mergers and acquisitions, and international business. However, management has no proven track record in these fields and there is no assurance that management possesses the skills necessary to further develop this business and the financial and entrepreneurial contacts in Asia and the United States of America.

Control By Principal Stockholders

The directors and executive officers own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets or business.

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

The Company anticipates that after extensive operations in Asia, the Company’s management will have developed business opportunities and entered into profitable business transactions by December 31, 2009. As of February 28, 2009, the company had a total deficit of $41,545 from operations in pursuit of this objective.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(41,545) as of February 28, 2009 and negative cash flows from operations during the period from September 1, 2008 through February 28, 2009 of $(37,125). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company’s Chief Executive Officer during the period from September 1, 2008 through February 28, 2009:

2009
Beginning Balance Payable	$218
Advances From Chief Executive Officer	20,635
Repayments to Chief Executive Officer	(12,382)
Ending Balance Payable	$8,471

All advances from the Chief Executive Officer are non-interest bearing and are expected to be repaid within a short timeframe.

NOTE 6 – INCOME TAXES

The Company’s net deferred tax asset as of February 28, 2009 and August 31, 2008 consisted of the following:

	February 28, 2009	August 31, 2008
Net operating loss carry forward	$17,000	$650

Valuation allowance	(17,000)	(650)
Net deferred tax asset	$—	$—

The net operating losses generated in the periods ended February 28, 2009 and August 31, 2008 will expire in 2028.

The components of current income tax expense for the six months ended February 28, 2009 and February 28, 2008 consisted of the following:

	February 28, 2009	February 28, 2008
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	16,350	—
Change in valuation allowance	(16,350)	—
Income tax expense	$—	$—

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	February 28, 2009		February 28, 2008
Tax expense (credit) at statutory rate-federal	(35%	)	(35%	)
State tax expense net of federal tax	(6%	)	(6%	)
Changes in valuation allowance	41%		41%
Tax expense at actual rate	0%		0%

NOTE 7 – RELATED PARTY TRANSACTIONS

An entity controlled by the Company’s Chief Executive Officer billed and was paid $7,500 in consulting fees to prepare the registration statement filed on Form S-1 with the United States Securities and Exchange Commission on October 9, 2008 and amended on October 31, 2008. Additionally, an entity controlled by the Company’s Chief Executive Officer billed $9,000 in consulting fees to organize the Company, further develop the Company’s business plan, assist in preparing an application with the Federal Industry Regulatory Authority (‘FINRA”) under Rule 15c211 in order to obtain a stock symbol, and to work with the Company’s market maker in order to obtain a quote for the Company’s common stock.

The Company’s Chief Executive Officer advanced $20,635 to the Company during the six months ended February 28, 2009 for working capital needs. Repayments of $12,382 were made as cash balances permitted during the six months ended February 28, 2009.

In September 2008, the Company paid a director $2,000 for legal services associated with the August 31, 2008 private placement. As of February 28, 2009, the director had billed a total of $4,000 since August 2008, and the Company had paid the director $4,000.

NOTE 8 – SHAREHOLDERS’ EQUITY

Peerless Capital Corporation (the “Company”) was incorporated under the laws of the State of Delaware on August 21, 2008. The Company’s current certificate of incorporation provides for authorized capital stock of 500,000,000 common shares, $0.0001 par value, and 10,000,000 preferred shares, $0.0001 par value. There are no outstanding stock options, stock awards or warrants to purchase common stock as of February 28, 2009. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders’ agreements in place as of February 28, 2009.

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

Also on October 9, 2008, the Company received a request from two investors, who are husband and wife, to return their investments in the Company which totaled $1,250. The investors learned that they were unable to participate in the private placement as a result of their affiliation with the President of the Company and the investor’s affiliation with a registered broker dealer. The funds were returned to the investors. However, the shares issued to the investors remained outstanding and are scheduled to be canceled.

NOTE 9 – LOSS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

There were no common stock equivalents which would have had a dilutive effect on the Company’s common stock as of February 28, 2009 and February 28, 2008, respectively.

NOTE 10 – COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

The Company currently utilizes office space free of charge. The office space is under lease to an entity controlled by the Company’s Chief Executive Officer.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS,” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. We adopted SFAS 157 on September 1, 2008 without material impact to our financial statements.

SFAS No. 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2010. The adoption of FSP APB 14-1 is not expected to have a material impact on our financial statements.

In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.

We will adopt EITF 07-5 effective September 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants or convertible debt that contain provisions that protect holders from a decline in the stock price (or “down-round” protection). For example, warrants with such provisions will no longer be recorded in equity. Down-round protection provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. We evaluated whether convertible debt or warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. We do not expect that the adoption of EITF 07-5 will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We expect the adoption of this pronouncement will not have a material impact to our financial statements.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We expect the adoption of this pronouncement will not have a material impact to our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2 (hereinafter referred to as “FAS 115-2/124-2”), which amends the other-than-temporary impairment (“OTTI”) recognition guidance in certain existing U.S. GAAP (including SFAS No. 115 and 130, FSP FAS 115-1/FAS 124-1, and EITF Issue 99-20) for debt securities classified as available-for-sale and held-to-maturity. FAS 115-2/124-2 requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security. Based on the factors described in the preceding sentence, this pronouncement also explains the process for determining the OTTI to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings. FAS 115-2/124-2 does not change existing recognition or measurement guidance related to OTTI of equity securities. This pronouncement is effective as described in the preceding paragraph. Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized. If an entity early adopts either FSP 107-1 or FSP FAS 157-4, the entity is also required to early adopt this pronouncement. In addition, if an entity early adopts FAS 115-2/124-2, it is also required to early adopt FSP FAS 157-4. We expect the adoption of this pronouncement will not have a material impact to our financial statements.

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We expect the adoption of this pronouncement will not have a material impact to our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” (“SFAS 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. We expect the adoption of this pronouncement will not have a material impact to our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted SFAS 165 beginning April 1, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 31, 2009, the day before our condensed consolidated financial statements were issued.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ended August 31, 2008. Based on current SEC requirements, we will be required to have our auditor attest the effectiveness of internal controls over financial reporting for our fiscal year ending August 31, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the six months ended February 28, 2009 and February 29, 2008. The following discussion should be read in conjunction with our financial statements and notes included herewith.

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

SIX MONTHS ENDED FEBRUARY 28, 2009 AS COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 2008

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the six months ended February 28, 2009 were $0 as compared to $0 for the six months ended February 29, 2008. The Company was organized on August 21, 2008 and has yet to generate revenues.

OPERATING EXPENSES

Operating expenses for the six months ended February 28, 2009 amounted to $39,947 as compared to $0 for the six months ended February 29, 2008. The Company was organized on August 21, 2008 and thus had no operations for the six months ended February 29, 2008. For the six months ended February 28, 2009, the company incurred professional fees of $28,510 to develop the Company’s business plan, file a registration on Form S-1 with the United States Securities and Exchange Commission and to prepare an application with FINRA in order to obtain a stock symbol and eventually a stock quote. Additionally, a total $5,833 in professional fees were billed to the Company by its independent auditor.

NET LOSS

Net loss for the six months ended February 28, 2009 was $39,947 as compared to $0 for the six months ended February 29, 2008 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.01) and $(0.00) for the six months ended February 28, 2009 and February 29, 2008, respectively.

THREE MONTHS ENDED FEBRUARY 28, 2009 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2008

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the three months ended February 28, 2009 were $0 as compared to $0 for the three months ended February 29, 2008. The Company was organized on August 21, 2008 and has yet to generate revenues.

OPERATING EXPENSES

Operating expenses for the three months ended February 28, 2009 amounted to $7,623 as compared to $0 for the three months ended February 28, 2008. The Company was organized on August 21, 2008 and thus had no operations for the three months ended February 29, 2008. For the three months ended February 29, 2008, the company incurred professional fees of $5,264 and $0, respectively, for general business development activities.

NET LOSS

Net loss for the three months ended February 29, 2008 was $7,623 as compared to $0 for the three months ended February 29, 2008 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.00) and $0.00 for the three months ended February 28, 2009 and February 29, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, our current assets were $3,572 and current liabilities were $12,322. Cash and cash equivalents totaled $48 as of February 28, 2009. Our Shareholders’ deficit at February 28, 2009 was $(41,545). We had a net usage of cash for operating activities for the six months ended February 28, 2009 and February 29, 2008 of $(37,125) and $0, respectively. We had net cash provided by financing activities of $34,121 and $0 for the six months ended February 28, 2009 and February 29, 2008, respectively.

We are operating from a cash flow deficit funded by the issuance of debt and the sale of equity, including funding provided by the Company’s Chief Executive Officer. Without the continued availability of external funding, we would have to materially curtail our operations and our current plans for expansion. We intend to continue funding our operations through the sale of additional equity and/or issuance of debt, though there can be no guarantee that we will be successful in our efforts.

FINANCING ACTIVITIES

The Company’s Chief Executive Officer advanced $20,635 to the Company during the six months ended February 28, 2009 for working capital needs. Repayments of $12,382 were made as cash balances permitted during the six months ended February 28, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (who is also the principal accounting officer) concluded that as of February 28, 2009, there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PEERLESS CAPITAL CORPORATION
(Registrant)

Date: August 31, 2009	By:	/s/ JAMES T. CRANE
James T. Crane
Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

17