Form 10-Q
period 2009-05-31
Peerless Capital Corp
filed 2009-09-02
CIK 1446796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended May 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
OR

For the transition period from _____________ to _____________

Commission file number 333-153920

———————

PEERLESS CAPITAL CORPORATION

(Exact name of small business issuer as specified in its charter)

———————

Delaware	26-3265417
State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification Number)

139 Charles Street, Suite 344, Massachusetts 02114

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting Company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
		✓	Yes		No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

			Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
2,700,000 common shares outstanding as of August 31, 2009.

PEERLESS CAPITAL CORPORATION

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION

1

ITEM 1. FINANCIAL STATEMENTS.

1

BALANCE SHEETS

1

STATEMENTS OF OPERATIONS

2

STATEMENTS OF CASH FLOWS

3

NOTES TO FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

14

ITEM 4T. CONTROLS AND PROCEDURES

14

PART II — OTHER INFORMATION

16

ITEM 1. LEGAL PROCEEDINGS.

16

ITEM 1A. RISK FACTORS

16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

ITEM 5. OTHER INFORMATION.

16

ITEM 6. EXHIBITS.

16

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification of Officers Pursuant to Section 906

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	May 31, 2009	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & Cash Equivalents	$2	$3,052
Prepaid Expenses	—	620
Total Current Assets	2	3,672
TOTAL ASSETS	$2	$3,672

LIABILITIES & SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$150	$—
Related Party Payable (Note 5 and 7)	20,427	218
Total Current Liabilities	20,577	218

TOTAL LIABILITIES	20,577	218

Commitments & Contingencies (Note 10)

Shareholders’ (Deficit) Equity (Note 8)
Preferred Stock, Series A, $.0001 par value; 10,000,000 shares authorized, 2,950,000 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively	295	295
Common Stock, $.0001 par value; 500,000,000 shares authorized, 2,700,000 and 2,550,000 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively	270	255
Stock Subscription Receivable	—	(27,118)
Shares to be Returned	(10)	—
Additional Paid-in Capital	32,240	31,620
Accumulated Deficit	(53,370)	(1,598)
Total Shareholders' (Deficit) Equity	(20,575)	3,454
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$2	$3,672

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Period From August 21, 2008 (Inception of the Development Stage) Through May 31, 2009
	2009	2008	2009	2008

Net Sales	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—
Gross Profit (Loss)	—	—	—	—	—

Operating Expenses
Professional Fees	3,000	—	37,143	—	38,523
Stock Based Compensation	—	—	1,875	—	1,875
Selling, General and Administrative Expenses	8,825	—	12,754	—	12,972

Total Operating Expenses	11,825	—	51,772	—	53,370

Loss From Operations	(11,825)	—	(51,772)	—	(53,370)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(11,825)	$—	$(51,772)	$—	$(53,370)

Loss Per Common Share
Basic	$(0.00)	$0.00	$(0.02)	$0.00
Diluted	$(0.00)	$0.00	$(0.02)	$0.00

Weighted-Average Shares Used to Compute:
Basic	2,700,000	—	2,699,451	—
Diluted	2,700,000	—	2,699,451	—

The Accompanying Notes Are an Integral Part of these Consolidated Financial Statements

PEERLESS CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended May 31,		Cumulative Period From August 21, 2008 (Inception of the Development Stage) Through May 31, 2009
	2009	2008
CASH USED IN OPERATING ACTIVITIES
Net Loss	$(51,772)	$—	$(53,370)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Stock Issued for Services	1,875	—	1,875
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	620	—	—
(Decrease) Increase in Accounts Payable and Accrued Expenses	150	—	150
NET CASH USED IN OPERATING ACTIVITIES	(49,127)	—	(51,345)

CASH PROVIDED BY FINANCING ACTIVITIES:
Net Proceeds From Issuance of Stock	27,118	—	32,170
Proceeds From Related Party	32,811	—	33,029
Repayments to Related Party	(12,602)	—	(12,602)
Refund of Cash to Investor	(1,250)	—	(1,250)
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,077	—	51,347

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(3,050)	—	2
BEGINNING CASH & CASH EQUIVALENTS	3,052	—	—
ENDING CASH & CASH EQUIVALENTS	$2	$—	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest	$—	$—
Cash Paid for Income Taxes	$—	$—

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

The Company anticipates that after extensive operations in Asia, the Company’s management will have developed business opportunities and entered into profitable business transactions by December 31, 2009. As of May 31, 2009, the company had a total deficit of $53,370 from operations in pursuit of this objective.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $(53,370) as of May 31, 2009 and negative cash flows from operations during the period from September 1, 2008 through May 31, 2009 of $(49,127). The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company’s Chief Executive Officer during the period from September 1, 2008 through May 31, 2009:

2009
Beginning Balance Payable	$218
Advances From Chief Executive Officer	32,811
Repayments to Chief Executive Officer	(12,602)
Ending Balance Payable	$20,427

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

The Company’s net deferred tax asset as of May 31, 2009 and August 31, 2008 consisted of the following:

	May 31, 2009	August 31, 2008
Net operating loss carry forward	$21,000	$650

Valuation allowance	(21,000)	(650)
Net deferred tax asset	$—	$—

The net operating losses generated in the periods ended May 31, 2009 and August 31, 2008 will expire in 2028.

The components of current income tax expense for the nine months ended May 31, 2009 and May 31, 2008 consisted of the following:

	May 31, 2009	May 31, 2008
Current federal tax expense	$—	$—
Current state tax expense	—	—
Change in NOL benefits	21,000	—

Change in valuation allowance	(21,000)	—
Income tax expense	$—	$—

The following is a reconciliation of the provision for income taxes at the United States federal income tax rate to the income taxes reflected in the Statement of Operations:

	May 31, 2009		May 31, 2008

Tax expense (credit) at statutory rate-federal	(35%	)	(35%	)
State tax expense net of federal tax	(6%	)	(6%	)
Changes in valuation allowance	41%		41%
Tax expense at actual rate	0%		0%

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

The Company’s Chief Executive Officer advanced $31,161 to the Company during the nine months ended May 31, 2009 for working capital needs. Repayments of $10,952 were made as cash balances permitted during the nine months ended May 31, 2009.

In September 2008, the Company paid a director $2,000 for legal services associated with the August 31, 2008 private placement. As of May 31, 2009, the director had billed a total of $4,000 since August 2008, and the Company had paid the director $4,000.

NOTE 8 – SHAREHOLDERS’ EQUITY

Peerless Capital Corporation (the “Company”) was incorporated under the laws of the State of Delaware on August 21, 2008. The Company’s current certificate of incorporation provides for authorized capital stock of 500,000,000 common shares, $0.0001 par value, and 10,000,000 preferred shares, $0.0001 par value. There are no outstanding stock options, stock awards or warrants to purchase common stock as of May 31, 2009. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders’ agreements in place as of May 31, 2009.

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

There were no common stock equivalents which would have had a dilutive effect on the Company’s common stock as of May 31, 2009 and May 31, 2008, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the nine months ended May 31, 2009 and May 31, 2008. The following discussion should be read in conjunction with our financial statements and notes included herewith.

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

NINE MONTHS ENDED MAY 31, 2009 AS COMPARED TO THE NINE MONTHS ENDED MAY 31, 2008

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the nine months ended May 31, 2009 were $0 as compared to $0 for the nine months ended May 31, 2008. The Company was organized on August 21, 2008 and has yet to generate revenues.

OPERATING EXPENSES

Operating expenses for the nine months ended May 31, 2009 amounted to $51,772 as compared to $0 for the nine months ended May 31, 2008. The Company was organized on August 21, 2008 and thus had no operations for the nine months ended May 31, 2008. For the nine months ended May 31 2009, the company incurred professional fees of $30,810 to develop the Company’s business plan, file a registration on Form S-1 with the United States Securities and Exchange Commission and to prepare an application with FINRA in order to obtain a stock symbol and eventually a stock quote. Additionally, a total of $5,833 in professional fees were billed to the Company by its independent auditor.

NET LOSS

Net loss for the nine months ended May 31, 2009 was $51,772 as compared to $0 for the nine months ended May 31, 2008 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.02) and $0.00 for the nine months ended May 31, 2009 and May 31, 2008, respectively.

THREE MONTHS ENDED MAY 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 2008

RESULTS OF OPERATIONS

SALES AND COSTS OF GOODS SOLD

Sales and costs of good sold for the three months ended May 31, 2009 were $0 as compared to $0 for the three months ended May 31, 2008. The Company was organized on August 21, 2008 and has yet to generate revenues.

OPERATING EXPENSES

Operating expenses for the three months ended May 31, 2009 amounted to $11,825 as compared to $0 for the three months ended May 31, 2008. The Company was organized on August 21, 2008 and thus had no operations for the three months ended May 31, 2008. For the three months ended May 31, 2009, the company incurred professional fees and travel costs of $3,000 and $6,776, respectively, for general business development activities in Asia.

NET LOSS

Net loss for the three months ended May 31, 2009 was $11,825 as compared to $0 for the three months ended May 31, 2008 due to the reasons set forth above.

BASIC AND DILUTED INCOME PER SHARE

Our basic and diluted net loss per share was $(0.00) and $0.00 for the three months ended May 31, 2009 and May 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, our current assets were $2 and current liabilities were $20,577. Cash and cash equivalents totaled $2 as of May 31, 2009. Our Shareholders’ deficit at May 31, 2009 was $(20,575). We had a net usage of cash for operating activities for the nine months ended May 31, 2009 and 2008 of $(49,127) and $0, respectively. We had net cash provided by financing activities of $46,077 and $0 for the nine months ended May 31, 2009 and 2008, respectively.

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

FINANCING ACTIVITIES

The Company’s Chief Executive Officer advanced $31,161 to the Company during the nine months ended May 31, 2009 for working capital needs. Repayments of $10,952 were made as cash balances permitted during the nine months ended May 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (who is also the principal accounting officer) concluded that as of May 31, 2009, there were no matters which would result in more than a remote likelihood that a material misstatement of the quarterly financial statements would not have been prevented or detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

17